Form 10QSB
period 2000-12-31
GLOBALBOT CORP
filed 2001-02-14
CIK 1129637

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended: December 31, 2000.

Commission file number:     032167


                                GLOBALBOT, CORP.

             (Exact Name of Registrant As Specified In Its Charter)

            FLORIDA                                        65-0869087
  ------------------------                         --------------------------
  (State of Incorporation)                         (IRS Employer I.D. Number)

        1250 EAST HALLANDALE BLVD., SUITE #602, HALLANDALE, FLORIDA 33009
        -----------------------------------------------------------------
              (Address of Principal Executive Offices and Zip code)

                    ISSUER'S TELEPHONE NUMBER: (954) 458-9490

      Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]

      As of December 31, 2000, the number of shares outstanding of each of the issuer's classes of equity was 7,331,816 of Common Stock, $0.001 par value; and no shares of Preferred Stock, 0.001 par value.

                                GLOBALBOT CORP.

                                     INDEX
                                                                    Page
                                                                    ----

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS *

Condensed balance sheet - December 31, 2000 (Unaudited) .......      2

Condensed statements of operations - Three and six months ended
  December 31, 2000 and 1999 (Unaudited) ......................      3

Condensed statements of cash flows - Six months ended
   December 31, 2000 and 1999 (Unaudited) .....................      4

Notes to condensed financial statements (Unaudited) ...........      5


PART II - OTHER INFORMATION

Item 1. Legal Proceedings......................................      9

Item 2. Changes in Securities..................................      9

Item 3. Defaults Upon Senior Securities........................      9

Item 4. Submission of Matters To Vote of Security Holders......      9

Item 5. Other Information......................................      9

Item 6. Exhibits and Reports on Form 8-K.......................      9

      * The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

PART I.  ITEM 1.  FINANCIAL INFORMATION

                                 GLOBALBOT CORP.
                             CONDENSED BALANCE SHEET
                                   (Unaudited)
                                December 31, 2000




                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents ...........................................      $   7,700
  Accounts receivable, net of $10,185 allowance .......................          4,007
                                                                             ---------
            TOTAL CURRENT ASSETS ......................................         11,707

PROPERTY, net of $22,221 accumulated depreciation .....................         46,812

DEPOSITS ..............................................................          4,810
                                                                             ---------
                                                                             $  63,329
                                                                             =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable ....................................................      $   8,434
  Accrued expenses ....................................................         11,940
  Interest payable, related party .....................................          3,269
  Note payable, related party .........................................         22,953
  Convertible debenture, related party ................................        108,957
                                                                             ---------
            TOTAL CURRENT LIABILITIES .................................        155,553

SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock, $.0001 par value; 50,000,000 shares authorized;
    7,331,816 shares issued and outstanding ...........................            733
  Additional paid in capital ..........................................            200
  Retained earnings ...................................................        (93,157)
                                                                             ---------
            TOTAL SHAREHOLDERS' EQUITY ................................        (92,224)
                                                                             ---------
                                                                             $  63,329
                                                                             =========




            See accompanying notes to condensed financial statements

                                 GLOBALBOT CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  Three Months Ended                  Six Months Ended
                                                                     December 31,                        December 31,
                                                            -----------------------------       -----------------------------
                                                               2000              1999              2000              1999
                                                            -----------       -----------       -----------       -----------
REVENUE ..............................................      $    18,967       $    27,669       $    42,585       $    71,951

COSTS AND EXPENSES
  Cost of revenue ....................................            6,593             7,079            14,187            12,996
  Selling, general and administrative ................           41,228            37,263            73,610            59,736
  Depreciation .......................................            2,891             1,759             5,782             1,759
                                                            -----------       -----------       -----------       -----------
          TOTAL COSTS AND EXPENSES ...................           50,712            46,101            93,579            74,491

NON-OPERATING INCOME (EXPENSE)
  Interest expense ...................................           (3,269)               --            (3,269)               --
                                                            -----------       -----------       -----------       -----------
          NET (LOSS) BEFORE ..........................          (35,014)          (18,432)          (54,263)           (2,540)

INCOME TAXES .........................................               --                --                --                --
                                                            -----------       -----------       -----------       -----------
          NET (LOSS) .................................      $   (35,014)      $   (18,432)      $   (54,263)      $    (2,540)
                                                            ===========       ===========       ===========       ===========

NET (LOSS) PER COMMON SHARE:
  Basic and diluted ..................................      $    (0.005)      $    (0.018)      $    (0.007)      $    (0.003)
                                                            ===========       ===========       ===========       ===========

SHARES USED FOR COMPUTING NET (LOSS) PER COMMON SHARE:
  Basic and diluted ..................................        7,331,816         1,000,000         7,331,816         1,000,000
                                                            ===========       ===========       ===========       ===========


* Less than $.01 per share


            See accompanying notes to condensed financial statements

                                 GLOBALBOT CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Six Months Ended
                                                              December 31,
                                                       -----------------------
                                                         2000           1999
                                                       --------       --------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES ..........................      $(21,203)      $ (8,032)
                                                       --------       --------
                                                        (21,203)        (8,032)
INVESTING ACTIVITIES
  Equipment purchases ...........................        (5,432)            --
                                                       --------       --------
NET CASH (USED IN) INVESTING ACTIVITIES .........        (5,432)            --
                                                       --------       --------

FINANCING ACTIVITIES
  Proceeds from issuance of notes payable .......        26,950         24,060
                                                       --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES .......        26,950         24,060
                                                       --------       --------


NET CHANGE IN CASH AND CASH EQUIVALENTS .........           315         16,028
Cash and cash equivalents, beginning ............         7,385          1,535
                                                       --------       --------
Cash and cash equivalents, ending ...............      $  7,700       $ 17,563
                                                       ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ..........................      $     --       $     --
                                                       ========       ========
Cash paid for income taxes ......................      $     --       $     --
                                                       ========       ========




            See accompanying notes to condensed financial statements

                                 GLOBALBOT CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                December 31, 2000

NOTE A:  BASIS OF PRESENTATION

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies thereto included in the Company's Registration Statement on Form 10-SB as filed with the SEC.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

NOTE B:  RELATED PARTY TRANSACTIONS

In November 2000, the Company converted notes payable to a related party to a convertible 12% debenture. The debenture and accrued interest were due January 31, 2001. At the option of the Holder, the debenture, plus any accrued and unpaid interest, may be converted at any time prior to maturity, into shares of common stock of the company at the rate of one share of common stock for $.01.

During the six months ended December 31, 2000 a related party advanced the Company $22,953 for working capital in exchange for 12 percent notes, payable upon demand.

NOTE C:  SUBSEQUENT EVENT

In February 2001, the holder of the convertible debenture extended the maturity date of the debenture from January 31, 2001 to July 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We provide website platform for E-Commerce transactions. We earn revenue primarily from selling advertising space on our websites to individuals and dealers who are looking to sell their aircrafts.

Advertising fees on our website are dependent on services selected. Our fees vary and can range from a basic 50 words advertisement that cost $12.00, to a banner ad that can cost $100.00 per month. In addition, we sometimes generate revenue from customers who link their ad to external sites. Currently the cost for a link ad is $50.00 per month. We receive payments directly from our customers as services are provided.

Our costs and expenses primarily fall into the following categories:

                           Telecommunications and operations;
                           Sales and marketing;
                           General and administrative;

Our telecommunication expense consists of the cost of Internet service, web hosting expense and local telephone lines. Our operating cost includes employee salaries, equipment cost, office rent, office, utilities, and customer service. We expect these expenses to increase overtime to support additional websites.

Our sales and marketing expenses to date have been minimal due to the start of our operations. We expect those expenses to increase as we implement our business plan in the coming year. We anticipate those expenses to include advertising, commissions, and bonuses paid to our sales and marketing personnel. We also anticipate hiring additional sales and marketing personnel to assist us in our rapid growth plans.

Our general and administrative expenses consist primarily of administrative staff and related benefits. We expect our general and administrative costs to increase to support our growth.

RESULTS OF OPERATIONS

REVENUE

Revenue for the three and six months ended December 31, 2000 have decreased compared with the same periods for the previous year $27,669 to $18,967 and $71,951 to $42,585, respectively. The decrease is primarily due to employee turn over, relocation of our company and commitment to dealers made by prior management. We expect revenue to grow, once the company fully implements its sale and marketing program.

COSTS AND EXPENSES

Cost of revenue for the three months ended December 31,2000 has decreased to $6,593 as compared to $7,079 for the same period in 1999. For the six months ended December 31, 2000, cost of revenue increased to $14,187 as compared to $12,996 for the previous year. This increase in cost of revenue is due to our related cost of operation, such as creating traffic on our web site.

Selling, general and administrative expenses have increased to $41,228 and 73,610 for the three and six months ended December 31, 2000, from $37,263 and $59,736 for the three and six months ended December 31, 1999. Selling, general and Administrative expenses consist primarily of office and equipment, rent, costs associated with operating our office, such as utilities and supplies, and professional fees, such as legal, accounting and consulting. These increases are also due to the hiring of new employees.

Depreciation is recorded at $2,891 and $5,782 for the three and six months ended December 31, 2000. Property and Equipment are carried at cost and depreciated over the estimated useful lives of the assets (5 to 10 years) using the straight-line method. Expenditures for maintenance and repairs are charged to expenses as incurred; major replacements and improvements are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

INTEREST EXPENSE

Interest expense has been recorded in accordance with the provisions of our twelve percent convertible debenture and twelve percent notes payable. No interest expense was recorded for the three and six months ended December 31, 1999.

NET LOSS

We recognized a net loss of ($35,014) and ($54,263) for the three and six months ended December 31, 2000. Our net losses have increased as compared to ($18,432) and ($2,540) for the three and six months ended December 31, 1999. This net loss is primarily attributable to an increase in general and administrative expenses, personnel and related costs.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have relied principally upon the proceeds of private debt financing to fund our working capital requirements and capital expenditures. We have generated only minimal revenues from operations to date and at December 31, 2000 had a working capital deficit of ($143,846).

On November 21, 2000, our promissory notes outstanding with InfoDotCoza, (Pty.) Ltd a South African Company (Holder) were taken as consideration for a Convertible Debenture. The debenture, with the principal sum of $108,957.92, matures on July 31, 2001 and bears interest of 12% per annum. The Holder has the right, at his option, at any time prior to maturity, to convert the principal amount and any accrued interest into shares of common stock of GlobalBot (at the rate of one share of common stock for $.01). Such shares shall be constituted at the date of conversion.

Our current monthly expense, which includes all costs, selling, advertising, general, and administrative, is approximately $16,000, while our monthly revenue is approximately $8,000. We will need approximately $96,000 over the next twelve months to operate our company, plus an additional $67,500 for capital expenditures. Our capital expenditures include $37,500 the cost to fully develop the following web sites: Boats Online, Cars Online and Motor Bikes Online and $30,000 for additional personnel. In the event that our convertible debentures are not converted and we are required to retire the debentures, we will need an additional $108,957.

We will need more working capital to expand our operations. If we raise additional capital by issuing equity or convertible debt securities, the percentage ownership of our then-current stockholders will be reduced, and such securities may have senior rights, preferences, or privileges.

We may not be able to obtain financing on favorable terms, or at all, which will limit our ability to expand, take advantage of unanticipated opportunities, and/or develop or enhance services, otherwise respond to competitive pressures.

This limitation could harm our business and decrease the value of the shares or cause us to go out of business. If we are unable to continue our operations, your entire investment in us will be lost. Our plan for expansion into the Boats Online, Cars Online and Motor Bikes Online sites is contingent on several including but not limited to financing and our ability to raise additional capital.

The Boats Online, Cars Online, and Motor Bikes Online sites are not currently operational, but we believe they are equivalent in the potential to generate listing and advertising revenues. These sites are targeted to use the same streamlined, user-friendly format as used by the Wings Online site and will apply a similar pricing structure.

If we are unable to generate and sustain positive cash flow from our operation or if we are unable to obtain necessary additional capital, we may be required to change our proposed business plan and decrease our planned operations, which would have a material adverse effect upon our business, financial condition, or results of operations.

                           PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

                None

ITEM 2.         CHANGES IN SECURITIES.

                None

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

                None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company has not submitted any matters to a vote of Security Holders.

ITEM 5.         OTHER INFORMATION.

(a) EXHIBITS

                None

(b) REPORTS ON FORM 8-K

                None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized to sign as an officer and as the principal financial officer of the registrant.


Dated: February 14, 2001               GLOBALBOT, CORP




                                       By: /s/ SERGE R. DAZILE
                                           -------------------------------------
                                           President and Chief Financial Officer