Form 10QSB
period 2001-03-31
GLOBALBOT CORP
filed 2001-05-21
CIK 1129637

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended: March 31, 2001.

Commission file number: 032167


                                GLOBALBOT, CORP.
             (Exact Name of Registrant As Specified In Its Charter)

               Florida                                  65-0869087
       ------------------------                  ------------------------
       (State of Incorporation)                 (IRS Employer I.D. Number)

        1250 East Hallandale Blvd., Suite #602, Hallandale, Florida 33009
        -----------------------------------------------------------------
              (Address of Principal Executive Offices and Zip code)

                    Issuer's Telephone Number: (954) 458-9490

      Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of March 31, 2001, the number of shares outstanding of each of the issuer's classes of equity was 7,331,816 of Common Stock, $0.001 par value; and no shares of Preferred Convertible Stock, $0.001 par value.

                                 GLOBATBOT CORP.



                                      INDEX

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS *

Condensed balance sheet - March 31, 2001 (Unaudited)......................  3

Condensed statements of operations - Three and nine months ended
  March 31, 2001 and 2000 (Unaudited).....................................  4

Condensed statements of cash flows - Nine months ended
   March 31, 2001 and 2000 (Unaudited)....................................  5

Notes to condensed financial statements (Unaudited).......................  6

PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................. 10

Item 2. Changes in Securities............................................. 10

Item 3. Defaults Upon Senior Securities................................... 10

Item 4. Submission of Matters to a Vote of Security Holders............... 10

Item 5. Other Information................................................. 10

Item 6. Exhibits and Reports on Form 8-K.................................. 10



* The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

PART I. ITEM 1. FINANCIAL INFORMATION


                                 GLOBALBOT CORP.
                             CONDENSED BALANCE SHEET
                                   (Unaudited)
                                 March 31, 2001



                                       ASSETS
CURRENT ASSETS
  Cash and cash equivalents ...........................................      $   2,111
  Accounts receivable, net of $10,185 allowance .......................          6,097
                                                                             ---------
           TOTAL CURRENT ASSETS .......................................          8,208

PROPERTY, net of $25,111 accumulated depreciation .....................         43,921

DEPOSITS ..............................................................          4,810
                                                                             ---------
                                                                             $  56,939
                                                                             =========


                         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable ....................................................      $   9,391
  Accrued expenses ....................................................         15,719
  Interest payable, related party .....................................          7,227
  Due to related party for working capital advances ...................         21,990
  Note payable, related party .........................................         22,953
  Convertible debenture, related party ................................        108,957
                                                                             ---------
           TOTAL CURRENT LIABILITIES ..................................        186,237

SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock, $.0001 par value; 50,000,000 shares authorized;
    7,331,816 shares issued and outstanding ...........................            733
  Additional paid in capital ..........................................            200
  Retained earnings ...................................................       (130,231)
                                                                             ---------
           TOTAL SHAREHOLDERS' EQUITY .................................       (129,298)
                                                                             ---------
                                                                             $  56,939
                                                                             =========




                    See accompanying notes to condensed financial statements

                                 GLOBALBOT CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  Three Months Ended                 Nine Months Ended
                                                                       March 31,                           March 31,
                                                             -----------------------------       -----------------------------
                                                               2001               2000             2001              2000
                                                            -----------       -----------       -----------       -----------
REVENUE ..............................................      $    15,914       $    28,798       $    58,499       $   100,749

COSTS AND EXPENSES
  Cost of revenue ....................................            4,494             6,500            18,681            19,496
  Selling, general and administrative ................           41,645            39,739           115,255            99,475
  Depreciation .......................................            2,891               880             8,673             2,639
                                                            -----------       -----------       -----------       -----------
            TOTAL COSTS AND EXPENSES .................           49,030            47,119           142,609           121,610

NON-OPERATING INCOME (EXPENSE)
  Interest expense ...................................           (3,958)               --            (7,227)               --
                                                            -----------       -----------       -----------       -----------
            NET (LOSS) BEFORE TAXES...................          (37,074)          (18,321)          (91,337)          (20,861)

INCOME TAXES .........................................               --                --                --                --
                                                            -----------       -----------       -----------       -----------
            NET (LOSS) ...............................      $   (37,074)      $   (18,321)      $   (91,337)      $   (20,861)
                                                            ===========       ===========       ===========       ===========

NET (LOSS) PER COMMON SHARE:
  Basic and diluted ..................................      $     (0.01)                *       $     (0.01)                *
                                                            ===========       ===========       ===========       ===========

SHARES USED FOR COMPUTING NET (LOSS) PER COMMON SHARE:
  Basic and diluted ..................................        7,331,816         7,331,816         7,331,816         7,331,816
                                                            ===========       ===========       ===========       ===========



*Less than $.01 per share


       See accompanying notes to condensed financial statements

                                 GLOBALBOT CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Nine Months Ended
                                                               March 31,
                                                       -----------------------
                                                         2001           2000
                                                       --------       --------

    NET CASH (USED IN) OPERATING ACTIVITIES .....      $(48,782)      $(23,173)
                                                       --------       --------
                                                        (48,782)       (23,173)
INVESTING ACTIVITIES
  Equipment purchases ...........................        (5,432)       (44,488)
                                                       --------       --------
    NET CASH (USED IN) INVESTING ACTIVITIES .....        (5,432)       (44,488)
                                                       --------       --------

FINANCING ACTIVITIES
  Proceeds from advances from related party .....        21,990             --
  Proceeds from issuance of notes payable .......        26,950         54,922
                                                       --------       --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES ...        48,940         54,922
                                                       --------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS .........        (5,274)       (12,739)
Cash and cash equivalents, beginning ............         7,385         15,439
                                                       --------       --------
Cash and cash equivalents, ending ...............      $  2,111       $  2,700
                                                       ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ..........................      $     --       $     --
                                                       ========       ========
Cash paid for income taxes ......................      $     --       $     --
                                                       ========       ========



         See accompanying notes to condensed financial statements

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2001

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

During the three months ended March 31, 2001 a related party advanced the Company $21,990 for working capital. The advances are due upon demand.

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

RESULTS OF OPERATIONS

REVENUE

Revenue for the three and nine months ended March 31, 2001 has decreased compared with the same periods for the previous year $28,798 to $15,914 and $100,749 to $58,499, respectively. The decrease is primarily due to employee turn over, relocation of our company and commitment to dealers made by prior management. We expect revenue to grow, once the company fully implements its sale and marketing program.

COSTS AND EXPENSES

Cost of revenue for the three months ended March 31, 2001 has decreased to $4,494 as compared to $6,500 for the same period in prior fiscal year. For the nine months ended March 31, 2001, cost of revenue decreased to $18,681 as compared to $19,496 for the previous year. This decrease in cost of revenue is due to decreased traffic on our site.

Selling, general and administrative expenses have increased to $41,645 and $115,255 for the three and nine months ended March 31, 2001, from $39,739 and $99,475 for the three and nine months ended March 31, 2000. Selling, general and Administrative expenses consist primarily of office and equipment, rent, costs associated with operating our office, such as utilities and supplies, and professional fees, such as legal, accounting and consulting. These increases are also due to the hiring of new employees, and expenses related to our reporting and filing requirements with the Securities and Exchange Commission.

Depreciation is recorded at $2,891 and $8,673 for the three and nine months ended March 31, 2001. Property and Equipment are carried at cost and depreciated over the estimated useful lives of the assets (5 to 10 years) using the straight-line method. Expenditures for maintenance and repairs are charged to expenses as incurred; major replacements and improvements are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

INTEREST EXPENSE

Interest expense has been recorded in accordance with the provisions of our twelve percent convertible debenture and twelve percent notes payable. No interest expense was recorded for the three and nine months ended March 31, 2000.

NET LOSS

We recognized a net loss of ($37,074) and ($91,337) for the three and nine months ended March 31, 2001. Our net losses have increased as compared to ($18,321) and ($20,861) for the three and nine months ended March 31, 2000. This net loss is primarily attributable to an increase in general and administrative expenses, personnel, related costs, and a decrease in revenue.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have relied principally upon the proceeds of private debt financing to fund our working capital requirements and capital expenditures. We have generated only minimal revenues from operations to date and at March 31, 2001 had a working capital deficit of ($178,029). During the three months ended March 31, 2001 we relied on a related party for $21,990 in working capital advances which are payable upon demand.

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

If we are unable to generate and sustain positive cash flow from our operation or if we are unable to obtain necessary additional capital, we may be required to change our proposed business plan and decrease our planned operations, which would have a material adverse effect upon our ___________________ .

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



Dated: May 18, 2001                  GLOBALBOT, CORP.



                                     By: /s/ SERGE R. DAZILE
                                         ---------------------------------------
                                         President and Chief Financial Officer